Form 10-K
period 1999-01-30
PRIME RECEIVABLES CORP
filed 1999-04-30
CIK 892286

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended January 30, 1999

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

Securities registered pursuant to Section 12(g) of the Act:
     7.45% Class A-2  Asset Backed Certificates, Series 1992-2
     7.95% Class B-2  Asset Backed Certificates, Series 1992-2
     6.75% Class A    Asset Backed Certificates, Series 1995-1
     6.90% Class B    Asset Backed Certificates, Series 1995-1
     6.70% Class A    Asset Backed Certificates, Series 1996-1
     6.85% Class B    Asset Backed Certificates, Series 1996-1

The registrant has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not required.

                             PART I

Item 2.   Properties

          Exhibit 99.1 to this Report sets forth certain information relating to the fiscal year ended January 30, 1999 ("Fiscal Year 1998") of Prime Credit Card Master Trust (the "Trust"). Such information, which was derived from monthly settlement statements relating to such period which were delivered to The Chase Manhattan Bank, successor in interest to Chemical Bank ("Chase Bank"), as Trustee, pursuant to the Amended and Restated Pooling and Servicing Agreement, dated as of December 15, 1992, among Prime Receivables Corporation (the "Company"), Federated Department Stores, Inc. ("Federated"), as Servicer (which has been succeeded in such capacity by FDS National Bank ("FDS")), and Chase Bank, as Trustee, as supplemented and amended (the "Pooling and Servicing Agreement"), is incorporated herein by this reference.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

          As of March 31, 1999, the following certificates representing undivided interests in the Trust had been issued and are outstanding: (i) $450.0 million aggregate principal amount of 7.45% Class A-2 Asset Backed Certificates, Series 1992-2 (the "Class A-2 Certificates"), (ii) $40.5 million aggregate principal amount of 7.95% Class B-2 Asset Backed Certificates, Series 1992-2 (the "Class B-2 Certificates"), (iii) $55.0 million aggregate principal amount of 8.45% Class C-2 Asset Backed Certificates, Series 1992-2 (the "Class C-2 Certificates"), (iv) Class A Variable Funding Certificates, Series 1992-3 (the "Class A Variable Funding Certificates"), (v) Class B Variable Funding Certificates, Series 1992-3 (the "Class B Variable Funding Certificates"), (vi) $546.0 million aggregate principal amount of 6.75% Class A Asset Backed Certificates, Series 1995-1 (the "Class A-1995 Certificates"), (vii) $52.0 million aggregate principal amount of 6.90% Class B Asset Backed Certificates, Series 1995-1 (the "Class B-1995 Certificates"), (viii) $52.0 million aggregate principal amount of 9.00% Class C Asset Backed Certificates, Series 1995-1 (the "Class C-1995 Certificates"),
(ix) $218.0 million aggregate principal amount of 6.70% Class A Asset Backed Certificates, Series 1996-1 (the "Class A-1996 Certificates"), (x) $20.8 million aggregate principal amount of 6.85% Class B Asset Backed Certificates, Series 1996-1 (the "Class B-1996 Certificates"), (xi) $20.8 million aggregate principal amount of 9.0% Class C Asset Backed Certificates, Series 1996-1 (the "Class C-1996 Certificates"), and (xii) an exchangeable certificate representing the remaining undivided interests in the Trust (the "Transferor Certificate"). The information regarding the record ownership of the foregoing certificates set forth in Item 12 of this Report is incorporated herein by this reference.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          As of March 31, 1999, the Class A-2 Certificates, the Class B-2 Certificates, the Class A-1995 Certificates, the Class B-1995 Certificates, the Class A-1996 Certificates and the Class B-1996 Certificates (collectively, the "Registered Certificates") were held of record by Cede & Co., as nominee of The Depository Trust Company. To the Company's knowledge, based solely on the fact that the Company has not received notice of any filings having been made with the Securities and Exchange Commission reporting the acquisition of more than 5% of any class or series of the Registered Certificates, no person beneficially owned more than 5% of any class or series of the Registered Certificates.
Of the remaining certificates representing undivided interests in the Trust that were outstanding as of such date, (i) Seven Hills Funding Corporation ("Seven Hills"), a wholly owned subsidiary of Federated, owned beneficially and of record 100% of the Class A Variable Funding Certificates, and (ii) the Company owned beneficially and of record 100% of the Class C-2 Certificates, the Class B Variable Funding Certificates, the Class C-1995 Certificates, the Class C-1996 Certificates and the Transferor Certificate. The Class A Variable Funding Certificates have been pledged by Seven Hills to Chase Bank, as collateral agent, to secure certain commercial paper notes to be issued by Seven Hills from time to time and certain related obligations of Seven Hills. The principal business address of each of the Company and Seven Hills is 9111 Duke Boulevard., Mason, Ohio 45040.

Item 13.  Certain Relationships and Related Transactions

          Except for the transactions contemplated by the Pooling and Servicing Agreement, the Company is not aware of any transactions or series of similar transactions during Fiscal Year 1998, or any currently proposed transaction or series of similar transactions, in which the amount involved exceeded or is proposed to exceed $60,000, to which the Trust was a party or is proposed to be a party, and in which any person known to the Company to own more than 5% of any class of certificates representing undivided interests in the Trust had or has a direct or indirect material interest.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

          a.   Exhibits

               99.1 Annual Settlement Statement for the Trust for the period from January 31, 1998 through January 30, 1999.

               99.2 Annual Report of Independent Public
Accountants (Part A) regarding internal controls.

               99.3 Annual Report of Independent Public
Accountants (Part B) regarding Monthly Settlement Statements for the period from January 31, 1998 through January 30, 1999.

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

                         PRIME RECEIVABLES CORPORATION
                         (Originator of Prime Credit Card Master Trust)


                          By:  /s/ Susan P. Storer
                               Susan P. Storer, President


Dated:  April 30, 1999

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 1999.


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