Form 10-K
period 2003-02-01
PRIME RECEIVABLES CORP
filed 2003-04-30
CIK 892286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

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

Securities registered pursuant to Section 12(g) of the Act: None

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not required.

PART I

Item 2.	Properties

Exhibit 99.1 to this Report sets forth certain information relating to the fiscal year ended February 1, 2003 ("Fiscal Year 2002") of Prime Credit Card Master Trust (the "Trust"). Such information, which was derived from monthly settlement statements relating to such period which were delivered to JPMorgan Chase Bank, successor in interest to The Chase Manhattan Bank ("Chase Bank"), as Trustee, pursuant to the Amended and Restated Pooling and Servicing Agreement, dated as of December 15, 1992, among Prime Receivables Corporation (the "Company"), Federated Department Stores, Inc. ("Federated"), as Servicer (which has been succeeded in such capacity by FDS Bank, successor in interest to FDS National Bank, ("FDS")), and Chase Bank, as Trustee, as supplemented and amended (the "Pooling and Servicing Agreement"), is incorporated herein by this reference.

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

As of March 31, 2003, the following certificates representing undivided interests in the Trust had been issued and are outstanding: (i) Class A Variable Funding Certificates, Series 1992-3 (the "Class A Variable Funding Certificates"), (ii) Class B Variable Funding Certificates, Series 1992-3 (the "Class B Variable Funding Certificates"), (iii) $400.0 million aggregate principal amount of 6.70% Class A Asset Backed Certificates, Series 2000-1 (the "Class A-2000 Certificates"), (iv) $38.1 million aggregate principal amount of 7.00% Class B Asset Backed Certificates, Series 2000-1 (the "Class B-2000 Certificates"), (v) $38.1 million aggregate principal amount of 0.00% Class C Asset Backed Certificates, Series 2000-1 (the "Class C-2000 Certificates"), and (vi) an exchangeable certificate representing the remaining undivided interests in the Trust (the "Transferor Certificate"). The information regarding the record ownership of the foregoing certificates set forth in Item 12 of this Report is incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2003, the Class A-2000 Certificates was held of record by Cede & Co., as nominee of The Depository Trust Company. To the Company's knowledge, based solely on the fact that the Company has not received notice of any filings having been made with the Securities and Exchange Commission reporting the acquisition of more than 5% of any class or series of the Class A-2000 Certificates, no person beneficially owned more than 5% of any class or series of the Class A-2000 Certificates. Of the remaining certificates representing undivided interests in the Trust that were outstanding as of such date, (i) Seven Hills Funding Corporation ("Seven Hills"), a wholly owned subsidiary of Federated, owned beneficially and of record 100% of the Class A Variable Funding Certificates, and (ii) the Company owned beneficially and of record 100% of the Class B Variable Funding Certificates, the Class B-2000 Certificates, the Class C-2000 Certificates and the Transferor Certificate. The Class A Variable Funding Certificates have been pledged by Seven Hills to Chase Bank, as collateral agent, to secure certain commercial paper notes to be issued by Seven Hills from time to time and certain related obligations of Seven Hills. The principal business address of each of the Company and Seven Hills is 7 West Seventh Street, Cincinnati, Ohio 45202.

Item 13.	Certain Relationships and Related Transactions

Except for the transactions contemplated by the Pooling and Servicing Agreement, the Company is not aware of any transactions or series of similar transactions during Fiscal Year 2002, or any currently proposed transaction or series of similar transactions, in which the amount involved exceeded or is proposed to exceed $60,000, to which the Trust was a party or is proposed to be a party, and in which any person known to the Company to own more than 5% of any class of certificates representing undivided interests in the Trust had or has a direct or indirect material interest.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.	Exhibits

99.1	Annual Settlement Statement for the Trust for the period from February 3, 2002 through February 1, 2003.

99.2	Annual Report of Independent Public Accountants (Part A) regarding internal controls.

99.3	Annual Report of Independent Public Accountants (Part B) regarding Monthly Settlement Statements for the period from February 3, 2002 through February 1, 2003.

b.	Reports on Form 8-K.

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

PRIME RECEIVABLES CORPORATION
(Originator of Prime Credit Card Master Trust)

By: /s/ Susan P. Storer
Susan P. Storer, President

Dated: April 30, 2003

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2003.

Signature	Title

/s/ Karen M. Hoguet	Chairman of the Board and Director
Karen M. Hoguet	(principal executive officer)

/s/ Susan P. Storer	President and Director
Susan P. Storer	(principal financial and accounting officer)

/s/ Joel A. Belsky	Director
Joel A. Belsky

Certification

I, Karen M. Hoguet, certify that:

1.

I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Prime Receivables Corporation;

2.

Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.

Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.

I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5.

The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the pooling and servicing, or similar, agreement that is included in these reports.

By: /s/ Karen M. Hoguet
Karen M. Hoguet, Chairman

Dated: April 30, 2003