Form 10-K
period 2005-01-29
PRIME RECEIVABLES CORP
filed 2005-04-29
CIK 892286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

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

Exhibit 99.1 to this Report sets forth certain information relating to the fiscal year ended January 29, 2005 ("Fiscal Year 2004") of Prime Credit Card Master Trust (the "Trust"). Such information, which was derived from monthly settlement statements relating to such period which were delivered to JPMorgan Chase Bank, successor in interest to The Chase Manhattan Bank ("Chase Bank"), as Trustee, pursuant to the Amended and Restated Pooling and Servicing Agreement, dated as of December 15, 1992, among Prime Receivables Corporation (the "Company"), Federated Department Stores, Inc. ("Federated"), as Servicer (which has been succeeded in such capacity by FDS Bank, successor in interest to FDS National Bank, ("FDS")), and Chase Bank, as Trustee, as supplemented and amended (the "Pooling and Servicing Agreement"), is incorporated herein by this reference.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 31, 2005, the following certificates representing undivided interests in the Trust had been issued and are outstanding: (i) Class A Variable Funding Certificates, Series 1992-3 (the "Class A Variable Funding Certificates"), (ii) Class B Variable Funding Certificates, Series 1992-3 (the "Class B Variable Funding Certificates"), (iii) $400.0 million aggregate principal amount of 6.70% Class A Asset Backed Certificates, Series 2000-1 (the "Class A-2000 Certificates"), (iv) $38.1 million aggregate principal amount of 7.00% Class B Asset Backed Certificates, Series 2000-1 (the "Class B-2000 Certificates"), (v) $38.1 million aggregate principal amount of 0.00% Class C Asset Backed Certificates, Series 2000-1 (the "Class C-2000 Certificates"), and (vi) an exchangeable certificate representing the remaining undivided interests in the Trust (the "Transferor Certificate"). The information regarding the record ownership of the foregoing certificates set forth in Item 12 of this Report is incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 31, 2005, the Class A-2000 Certificates were held of record by Cede & Co., as nominee of The Depository Trust Company. To the Company's knowledge, based solely on the fact that the Company has not received notice of any filings having been made with the Securities and Exchange Commission reporting the acquisition of more than 5% of any class or series of the Class A-2000 Certificates, no person beneficially owned more than 5% of any class or series of the Class A-2000 Certificates. Of the remaining certificates representing undivided interests in the Trust that were outstanding as of such date, (i) Seven Hills Funding Corporation ("Seven Hills"), a wholly owned subsidiary of Federated, owned beneficially and of record 100% of the Class A Variable Funding Certificates, and (ii) the Company owned beneficially and of record 100% of the Class B Variable Funding Certificates, the Class B-2000 Certificates, the Class C-2000 Certificates and the Transferor Certificate. The Class A Variable Funding Certificates have been pledged by Seven Hills to Chase Bank, as collateral agent, to secure certain commercial paper notes to be issued by Seven Hills from time to time and certain related obligations of Seven Hills. The principal business address of each of the Company and Seven Hills is 7 West Seventh Street, Cincinnati, Ohio 45202.

Item 13.	Certain Relationships and Related Transactions

Except for the transactions contemplated by the Pooling and Servicing Agreement, the Company is not aware of any transactions or series of similar transactions during Fiscal Year 2004, or any currently proposed transaction or series of similar transactions, in which the amount involved exceeded or is proposed to exceed $60,000, to which the Trust was a party or is proposed to be a party, and in which any person known to the Company to own more than 5% of any class of certificates representing undivided interests in the Trust had or has a direct or indirect material interest.

PART IV

Item 1.	Exhibits and Financial Statement Schedules

	a.	Exhibits

		31	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

		99.1	Annual Settlement Statement for the Trust for the period from January 31, 2004 through January 29, 2005.

		99.2	Annual Report of Independent Registered Public Accounting Firm regarding internal control structure over the servicing of accounts receivable.

		99.3	Annual Report of Independent Registered Public Accounting Firm regarding Monthly Settlement Statements for the period from January 31, 2004 through January 29, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.

PRIME RECEIVABLES CORPORATION
(Originator of Prime Credit Card Master Trust)

By: /s/ Susan P. Storer
Susan P. Storer, President

Dated: April 29, 2005

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 29, 2005.

Signature	Title

/s/ Karen M. Hoguet	Chairman of the Board and Director
Karen M. Hoguet	(principal executive officer)

/s/ Susan P. Storer	President and Director
Susan P. Storer	(principal financial and accounting officer)

/s/ Joel A. Belsky	Director
Joel A. Belsky